Form 10-K
period 2019-12-31
CF 2019-CF2 Mortgage Trust
filed 2020-03-23
CIK 1787001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-228697-02

Central Index Key Number of the issuing entity: 0001787001

CF 2019-CF2 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001515166

CCRE Commercial Mortgage Securities, L.P.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	84-3710690 84-3737761 84-3752384 (I.R.S. Employer Identification Numbers)

c/o Citibank, N.A.

as Certificate Administrator

388 Greenwich Street, 14th Floor

New York, NY

(Address of principal executive offices of the issuing entity)

10013

(Zip Code)

Registrant’s telephone number, including area code:

(212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The GNL Office and Industrial Portfolio Mortgage Loan, the Ocean Edge Resort & Golf Club Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, which constituted approximately 8.5%, 5.0%, 4.9%, 4.5% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Office and Industrial Portfolio Mortgage Loan which is an asset of the issuing entity and six other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Ocean Edge Resort & Golf Club Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Inland Life Storage Portfolio Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Bushwick Avenue Portfolio Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity and (e) with respect to the Hilton Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the GNL Office and Industrial Portfolio Mortgage Loan, the Ocean Edge Resort & Golf Club Mortgage Loan, the Inland Life Storage Portfolio Mortgage Loan, the Bushwick Avenue Portfolio Mortgage Loan and the Hilton Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan and twenty-three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan, which constituted approximately 2.7% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Woodlands Mall Mortgage Loan and The Centre Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Woodlands Mall Mortgage Loan and eight other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to The Centre Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2019-B12 Mortgage Trust transaction, Commission File Number 333-228597-01 (the “Benchmark 2019-B12 Transaction”). These loan combinations, including the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Uline Arena Mortgage Loan and the Liberty MA Portfolio Mortgage Loan, which constituted approximately 5.2% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Uline Arena Mortgage Loan and the Liberty MA Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Uline Arena Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Liberty MA Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CD 2019-CD8 Mortgage Trust transaction, Commission File Number 333-226943-03 (the “CD 2019-CD8 Transaction”). These loan combinations, including the Uline Arena Mortgage Loan and the Liberty MA Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CD 2019-CD8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The Marriott SpringHill Suites and Towneplace Suites Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2019-C4 transaction, Commission File Number 333-226850-03 (the “BBCMS 2019-C4 Transaction”). This loan combination, including the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Beverly Hills BMW Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date.  The Beverly Hills BMW Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Beverly Hills BMW Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2019-B13 Mortgage Trust transaction, Commission File Number 333-226943-04 (the “Benchmark 2019-B13 Transaction”). This loan combination, including the Beverly Hills BMW Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B13 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Citibank, N.A. is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets as required by the Pooling and Servicing Agreement and the pooling and servicing agreement for the Benchmark 2019-B12 Transaction and the safeguarding of pool assets and related documents as required by the Pooling and Servicing Agreement and the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Uline Arena Mortgage Loan, the Beverly Hills BMW Mortgage Loan, the Liberty MA Portfolio Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Grand Canal Shoppes Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Grand Canal Shoppes Mortgage Loan, the Woodlands Mall Mortgage Loan, the Beverly Hills BMW Mortgage Loan and The Centre Mortgage Loan and the primary servicer and special servicer of the Liberty MA Portfolio Mortgage Loan and the Uline Arena Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the primary servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the Uline Arena Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, the Beverly Hills BMW Mortgage Loan and the Liberty MA Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Grand Canal Shoppes Mortgage Loan, the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Grand Canal Shoppes Mortgage Loan, the Uline Arena Mortgage Loan, the Liberty MA Portfolio Mortgage Loan and the Beverly Hills BMW Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, the pooling and servicing agreement for the CD 2019-CD8 Transaction and the pooling and servicing agreement for the Benchmark 2019-B13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Grand Canal Shoppes Mortgage Loan, the Uline Arena Mortgage Loan, the Liberty MA Portfolio Mortgage Loan and the Beverly Hills BMW Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Woodlands Mall Mortgage Loan, The Centre Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction and the pooling and servicing agreement for the BBCMS 2019-C4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Woodlands Mall Mortgage Loan, The Centre Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., as custodian under the Pooling and Servicing Agreement and of the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Woodlands Mall Mortgage Loan, The Centre Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the Uline Arena Mortgage Loan, the Liberty MA Portfolio Mortgage Loan, the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan and the Beverly Hills BMW Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Woodlands Mall Mortgage Loan, the Beverly Hills BMW Mortgage Loan, The Centre Mortgage Loan and the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Pacific Life Insurance Company as special servicer of the Woodlands Mall Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Beverly Hills BMW Mortgage Loan, Trimont Real Estate Advisors, LLC as special servicer of The Centre Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Pacific Life Insurance Company as special servicer of the Woodlands Mall Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Beverly Hills BMW Mortgage Loan, Trimont Real Estate Advisors, LLC as special servicer of The Centre Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Citibank, N.A., as trustee, as certificate administrator and as custodian, and Wells Fargo Bank, National Association, as trustee and as custodian.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on October 17, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Grand Canal Shoppes Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2019-H7 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2019-H7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Woodlands Mall Mortgage Loan and The Centre Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2019-B12 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Uline Arena Mortgage Loan and the Liberty MA Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CD 2019-CD8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2019-CD8 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2019-CD8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2019-C4 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2019-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Beverly Hills BMW Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B13 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2019-B13 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B13 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1

Pooling and Servicing Agreement, dated as of October 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC and KeyBank National Association, each as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.2

Pooling and Servicing Agreement is dated and effective as of July 1, 2019, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.3

Pooling and Servicing Agreement, dated as of August 1, 2019, among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, Pacific Life Insurance Company and Trimont Real Estate Advisors, LLC, each as a Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.4

Pooling and Servicing Agreement, dated as of August 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.5

Pooling and Servicing Agreement, dated as of August 1, 2019, between Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.6.

Pooling and Servicing Agreement, dated as of October 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.7

Agreement Between Noteholders, dated as of September 12, 2019, by and among KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2, A-3, A-4, A-5, A-6, A-7 and A-8 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.8

Agreement Between Noteholders, dated as of July 29, 2019, by and among Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder and Initial Note A-5 Holder, and Natixis Real Estate Capital LLC, as Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.9

Agreement Between Noteholders, dated as of September 6, 2019, by and between KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.10

Agreement Between Note Holders, dated as of July 2, 2019, by and between KeyBank National Association, as Initial Note A-1-A Holder, Initial Note A-1-B Holder, and Initial Note A-1-C Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-A Holder and Initial Note A-2-B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.11

Co-Lender Agreement, dated as of August 9, 2019, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, Starwood Mortgage Capital LLC, as Initial Note A-3 Holder, Starwood Mortgage Capital LLC, as Initial Note A-4 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.12

Agreement Between Noteholders, dated as of October 17, 2019, by and between Cantor Commercial Real Estate Lending, L.P., as Initial Note A Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Subordinate Noteholder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.13

Co-Lender Agreement, dated as of August 9, 2019, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.14

Agreement Between Noteholders, dated as of July 3, 2019, between Morgan Stanley Bank, N.A., as Note A-1 Holder, Wells Fargo Bank, National Association, as Note A-2 Holder, JPMorgan Chase Bank, National Association, as Note A-3 Holder, Goldman Sachs Bank USA, as Note A-4 Holder, and CPPIB Credit Investments II Inc., as Note B Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.15

Agreement Between Noteholders, dated as of August 8, 2019, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1-1 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-1-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-3 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-4 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-5 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-6 Holder, Deutsche Bank AG, New York Branch, as Initial Note A-7 Holder, and Deutsche Bank AG, New York Branch, as Initial Note B Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.16

Co-Lender Agreement, dated as of September 17, 2019, between Deutsche Bank AG, New York Branch, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2 Holder, and Deutsche Bank AG, New York Branch, as Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.17

Agreement Between Noteholders, dated as of August 22, 2019, by and among Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.18

Agreement Between Noteholders, dated as of July 29, 2019 by and between Citi Real Estate Funding Inc., as Initial Note A Holder, and Citi Real Estate Funding Inc., as Initial Subordinate Noteholder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

4.19

Co-Lender Agreement, dated as of June 6, 2019, by and between Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
33.4	Park Bridge Lender Services LLC, as Operating Advisor
33.5	U.S. Bank National Association, as Servicing Function Participant
33.6	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.7	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.8	Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.3)
33.9	Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.10	U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.11	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)
33.12	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.2)
33.13	Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.3)
33.14	Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.4)
33.15	U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.5)
33.16	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.17	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.18	Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.3)
33.19	Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.20	U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.21	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.1)
33.22	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.2)
33.23	Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.3)
33.24	Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.4)

33.25	U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)
33.26	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.1)
33.27	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.2)
33.28	Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.3)
33.29	Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.4)
33.30	U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)
33.31	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
33.32	LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.2)
33.33	Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
33.34	Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan
33.35	Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan
33.36	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.31)
33.37	Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.38	Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.39	Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan (see Exhibit 33.3)
33.40	Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 33.35)
33.41	U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan (see Exhibit 33.5)
33.42	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 33.31)
33.43	Trimont Real Estate Advisors, LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.44	Wilmington Trust, National Association, as Trustee of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.45	Citibank, N.A., as Custodian of The Centre Mortgage Loan (see Exhibit 33.3)
33.46	Pentalpha Surveillance LLC, as Operating Advisor of The Centre Mortgage Loan (see Exhibit 33.35)
33.47	U.S. Bank National Association, as Servicing Function Participant of The Centre Mortgage Loan (see Exhibit 33.5)
33.48	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 33.31)
33.49	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 33.31)
33.50	Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)
33.51	Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 33.34)
33.52	Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan (see Exhibit 33.4)
33.53	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.31)
33.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.31)
33.55	Wells Fargo Bank, National Association, as Trustee of the Liberty MA Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.56	Wells Fargo Bank, National Association, as Custodian of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.34)

33.57	Park Bridge Lender Services LLC, as Operating Advisor of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.4)
33.58	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
33.59	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
33.60	Wilmington Trust, National Association, as Trustee of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
33.61	Wells Fargo Bank, National Association, as Custodian of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 33.34)
33.62	Park Bridge Lender Services LLC, as Operating Advisor of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 33.4)
33.63	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
33.64	National Tax Search, LLC, as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
33.65	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.31)
33.66	CWCapital Asset Management LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
33.67	Wells Fargo Bank, National Association, as Trustee of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
33.68	Wells Fargo Bank, National Association, as Custodian of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.34)
33.69	Park Bridge Lender Services LLC, as Operating Advisor of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.4)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer
34.2	LNR Partners, LLC, as Special Servicer
34.3	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
34.4	Park Bridge Lender Services LLC, as Operating Advisor
34.5	U.S. Bank National Association, as Servicing Function Participant
34.6	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.7	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.8	Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.3)
34.9	Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.10	U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.11	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)
34.12	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.2)
34.13	Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.3)
34.14	Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.4)
34.15	U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.5)
34.16	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.17	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.2)

34.18	Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.3)
34.19	Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.20	U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.21	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.1)
34.22	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.2)
34.23	Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.3)
34.24	Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.4)
34.25	U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)
34.26	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.1)
34.27	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.2)
34.28	Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.3)
34.29	Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.4)
34.30	U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)
34.31	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
34.32	LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.2)
34.33	Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
34.34	Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan
34.35	Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan
34.36	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.31)
34.37	Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.38	Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.39	Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan (see Exhibit 34.3)
34.40	Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 34.35)
34.41	U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan (see Exhibit 34.5)
34.42	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 34.31)
34.43	Trimont Real Estate Advisors, LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.44	Wilmington Trust, National Association, as Trustee of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.45	Citibank, N.A., as Custodian of The Centre Mortgage Loan (see Exhibit 34.3)
34.46	Pentalpha Surveillance LLC, as Operating Advisor of The Centre Mortgage Loan (see Exhibit 34.35)
34.47	U.S. Bank National Association, as Servicing Function Participant of The Centre Mortgage Loan (see Exhibit 34.5)
34.48	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 34.31)
34.49	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 34.31)
34.50	Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)

34.51	Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 34.34)
34.52	Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan (see Exhibit 34.4)
34.53	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.31)
34.54	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.31)
34.55	Wells Fargo Bank, National Association, as Trustee of the Liberty MA Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.56	Wells Fargo Bank, National Association, as Custodian of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.34)
34.57	Park Bridge Lender Services LLC, as Operating Advisor of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.4)
34.58	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
34.59	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
34.60	Wilmington Trust, National Association, as Trustee of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
34.61	Wells Fargo Bank, National Association, as Custodian of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 34.34)
34.62	Park Bridge Lender Services LLC, as Operating Advisor of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 34.4)
34.63	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
34.64	National Tax Search, LLC, as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
34.65	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.31)
34.66	CWCapital Asset Management LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
34.67	Wells Fargo Bank, National Association, as Trustee of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
34.68	Wells Fargo Bank, National Association, as Custodian of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.34)
34.69	Park Bridge Lender Services LLC, as Operating Advisor of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.4)
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	Citibank, N.A., as Certificate Administrator
35.4	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)
35.5	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.6	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)
35.7	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.2)
35.8	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.9	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.10	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.1)
35.11	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.2)

35.12	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.1)
35.13	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.2)
35.14	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
35.15	LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (see Exhibit 35.2)
35.16	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.14)
35.17	Pacific Life Insurance Company, as Special Servicer of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.18	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 35.14)
35.19	Trimont Real Estate Advisors, LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
35.20	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.14)
35.21	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.14)
35.22	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 35.14)
35.23	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 35.14)
35.24	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
35.25	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
35.26	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 35.14)
35.27	CWCapital Asset Management LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
99.1

Mortgage Loan Purchase Agreement, dated and effective October 1, 2019, between Cantor Commercial Real Estate Lending, L.P. and CCRE Commercial Mortgage Securities, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated and effective October 1, 2019, between KeyBank National Association and CCRE Commercial Mortgage Securities, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated and effective October 1, 2019, between Starwood Mortgage Capital LLC and CCRE Commercial Mortgage Securities, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated and effective October 1, 2019, between German American Capital Corporation and CCRE Commercial Mortgage Securities, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on October 17, 2019 under Commission File No. 333-228697-02 and incorporated by reference herein).

(b)The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 23, 2020