Form 10-K
period 2023-12-31
CF 2019-CF2 Mortgage Trust
filed 2024-03-25
CIK 1787001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Grand Canal Shoppes Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date. The Grand Canal Shoppes Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Grand Canal Shoppes Mortgage Loan, twenty-three other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2019-H7 transaction, Commission File Number 333-227446-05 (the “MSC 2019-H7 Transaction”). This loan combination, including the Grand Canal Shoppes Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2019-H7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Beverly Hills BMW Mortgage Loan, the Uline Arena Mortgage Loan and the Liberty MA Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Grand Canal Shoppes Mortgage Loan, the Uline Arena Mortgage Loan, the Beverly Hills BMW Mortgage Loan, The Centre Mortgage Loan and the Liberty MA Portfolio Mortgage Loan and the primary servicer and special servicer of the Woodlands Mall Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan and The Centre Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, CWCapital Asset Management LLC as special servicer of The Centre Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, CWCapital Asset Management LLC as special servicer of The Centre Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	KeyBank National Association, as Master Servicer
33.2	LNR Partners, LLC, as Special Servicer
33.3	KeyBank National Association, as Special Servicer with respect to the Stanwix Mortgage Loan (see Exhibit 33.1)
33.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	U.S. Bank National Association, as Servicing Function Participant
33.7	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.9	Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.4)
33.10	Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.5)
33.11	U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 33.6)
33.12	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.1)
33.13	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.2)
33.14	Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.4)
33.15	Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.5)
33.16	U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 33.6)
33.17	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.1)
33.18	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.2)
33.19	Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.4)
33.20	Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.5)
33.21	U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 33.6)
33.22	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.1)
33.23	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.2)

33.24	Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.4)
33.25	Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.5)
33.26	U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 33.6)
33.27	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.1)
33.28	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 33.2)
33.29	Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 33.4)
33.30	Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 33.5)
33.31	U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 33.6)
33.32	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
33.33	Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
33.34	Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
33.35	Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan
33.36	Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan
33.37	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
33.38	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.32)
33.39	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 33.32)
33.40	Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.41	Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan (see Exhibit 33.4)
33.42	Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 33.36)
33.43	U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan (see Exhibit 33.6)
33.44	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 33.32)
33.45	CWCapital Asset Management LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.46	Wilmington Trust, National Association, as Trustee of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
33.47	Citibank, N.A., as Custodian of The Centre Mortgage Loan (see Exhibit 33.4)
33.48	Pentalpha Surveillance LLC, as Operating Advisor of The Centre Mortgage Loan (see Exhibit 33.36)
33.49	U.S. Bank National Association, as Servicing Function Participant of The Centre Mortgage Loan (see Exhibit 33.6)
33.50	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 33.32)

33.51	LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 33.2)
33.52	Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)
33.53	Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 33.35)
33.54	Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan (see Exhibit 33.5)
33.55	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.37)
33.56	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.32)
33.57	LNR Partners, LLC, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.2)
33.58	Wells Fargo Bank, National Association, as Trustee of the Liberty MA Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.59	Wells Fargo Bank, National Association, as Custodian of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.35)
33.60	Park Bridge Lender Services LLC, as Operating Advisor of the Liberty MA Portfolio Mortgage Loan (see Exhibit 33.5)
33.61	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.37)
33.62	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
33.63	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
33.64	Wilmington Trust, National Association, as Trustee of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
33.65	Wells Fargo Bank, National Association, as Custodian of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 33.35)
33.66	Park Bridge Lender Services LLC, as Operating Advisor of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 33.5)
33.67	CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
33.68	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.37)
33.69	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.32)
33.70	LNR Partners, LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.2)
33.71	Wells Fargo Bank, National Association, as Trustee of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
33.72	Wells Fargo Bank, National Association, as Custodian of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.35)
33.73	Park Bridge Lender Services LLC, as Operating Advisor of the Beverly Hills BMW Mortgage Loan (see Exhibit 33.5)
33.74	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.37)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	KeyBank National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer
34.3	KeyBank National Association, as Special Servicer with respect to the Stanwix Mortgage Loan (see Exhibit 34.1)
34.4	Citibank, N.A., as Trustee, Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	U.S. Bank National Association, as Servicing Function Participant
34.7	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.9	Citibank, N.A., as Trustee and Custodian of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.4)
34.10	Park Bridge Lender Services LLC, as Operating Advisor of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.5)
34.11	U.S. Bank National Association, as Servicing Function Participant of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 34.6)
34.12	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.1)
34.13	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.2)
34.14	Citibank, N.A., as Trustee and Custodian of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.4)
34.15	Park Bridge Lender Services LLC, as Operating Advisor of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.5)
34.16	U.S. Bank National Association, as Servicing Function Participant of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 34.6)
34.17	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.1)
34.18	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.2)
34.19	Citibank, N.A., as Trustee and Custodian of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.4)
34.20	Park Bridge Lender Services LLC, as Operating Advisor of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.5)
34.21	U.S. Bank National Association, as Servicing Function Participant of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 34.6)
34.22	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.1)
34.23	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.2)
34.24	Citibank, N.A., as Trustee and Custodian of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.4)
34.25	Park Bridge Lender Services LLC, as Operating Advisor of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.5)
34.26	U.S. Bank National Association, as Servicing Function Participant of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 34.6)
34.27	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.1)
34.28	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 34.2)

34.29	Citibank, N.A., as Trustee and Custodian of the Hilton Portfolio Mortgage Loan (see Exhibit 34.4)
34.30	Park Bridge Lender Services LLC, as Operating Advisor of the Hilton Portfolio Mortgage Loan (see Exhibit 34.5)
34.31	U.S. Bank National Association, as Servicing Function Participant of the Hilton Portfolio Mortgage Loan (see Exhibit 34.6)
34.32	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
34.33	Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
34.34	Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
34.35	Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan
34.36	Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan
34.37	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
34.38	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.32)
34.39	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 34.32)
34.40	Wilmington Trust, National Association, as Trustee of the Woodlands Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.41	Citibank, N.A., as Custodian of the Woodlands Mall Mortgage Loan (see Exhibit 34.4)
34.42	Pentalpha Surveillance LLC, as Operating Advisor of the Woodlands Mall Mortgage Loan (see Exhibit 34.36)
34.43	U.S. Bank National Association, as Servicing Function Participant of the Woodlands Mall Mortgage Loan (see Exhibit 34.6)
34.44	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 34.32)
34.45	CWCapital Asset Management LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.46	Wilmington Trust, National Association, as Trustee of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
34.47	Citibank, N.A., as Custodian of The Centre Mortgage Loan (see Exhibit 34.4)
34.48	Pentalpha Surveillance LLC, as Operating Advisor of The Centre Mortgage Loan (see Exhibit 34.36)
34.49	U.S. Bank National Association, as Servicing Function Participant of The Centre Mortgage Loan (see Exhibit 34.6)
34.50	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 34.32)
34.51	LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 34.2)
34.52	Wells Fargo Bank, National Association, as Trustee of the Uline Arena Mortgage Loan (Omitted. See Explanatory Notes.)
34.53	Wells Fargo Bank, National Association, as Custodian of the Uline Arena Mortgage Loan (see Exhibit 34.35)
34.54	Park Bridge Lender Services LLC, as Operating Advisor of the Uline Arena Mortgage Loan (see Exhibit 34.5)
34.55	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.37)

34.56	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.32)
34.57	LNR Partners, LLC, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.2)
34.58	Wells Fargo Bank, National Association, as Trustee of the Liberty MA Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.59	Wells Fargo Bank, National Association, as Custodian of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.35)
34.60	Park Bridge Lender Services LLC, as Operating Advisor of the Liberty MA Portfolio Mortgage Loan (see Exhibit 34.5)
34.61	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.37)
34.62	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
34.63	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
34.64	Wilmington Trust, National Association, as Trustee of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
34.65	Wells Fargo Bank, National Association, as Custodian of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 34.35)
34.66	Park Bridge Lender Services LLC, as Operating Advisor of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (see Exhibit 34.5)
34.67	CoreLogic Solutions, LLC, as Servicing Function Participant of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
34.68	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.37)
34.69	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.32)
34.70	LNR Partners, LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.2)
34.71	Wells Fargo Bank, National Association, as Trustee of the Beverly Hills BMW Mortgage Loan (Omitted. See Explanatory Notes.)
34.72	Wells Fargo Bank, National Association, as Custodian of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.35)
34.73	Park Bridge Lender Services LLC, as Operating Advisor of the Beverly Hills BMW Mortgage Loan (see Exhibit 34.5)
34.74	Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.37)
35	Servicer compliance statements.
35.1	KeyBank National Association, as Master Servicer
35.2	LNR Partners, LLC, as Special Servicer
35.3	KeyBank National Association, as Special Servicer with respect to the Stanwix Mortgage Loan (see Exhibit 35.1)
35.4	Citibank, N.A., as Certificate Administrator
35.5	KeyBank National Association, as Primary Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.6	LNR Partners, LLC, as Special Servicer of the GNL Office and Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.7	KeyBank National Association, as Primary Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.1)
35.8	LNR Partners, LLC, as Special Servicer of the Ocean Edge Resort & Golf Club Mortgage Loan (see Exhibit 35.2)
35.9	KeyBank National Association, as Primary Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.1)
35.10	LNR Partners, LLC, as Special Servicer of the Inland Life Storage Portfolio Mortgage Loan (see Exhibit 35.2)
35.11	KeyBank National Association, as Primary Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.1)
35.12	LNR Partners, LLC, as Special Servicer of the Bushwick Avenue Portfolio Mortgage Loan (see Exhibit 35.2)
35.13	KeyBank National Association, as Primary Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.1)
35.14	LNR Partners, LLC, as Special Servicer of the Hilton Portfolio Mortgage Loan (see Exhibit 35.2)
35.15	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Grand Canal Shoppes Mortgage Loan
35.16	Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)
35.17	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.15)
35.18	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Woodlands Mall Mortgage Loan (see Exhibit 35.15)
35.19	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Centre Mortgage Loan (see Exhibit 35.15)
35.20	CWCapital Asset Management LLC, as Special Servicer of The Centre Mortgage Loan (Omitted. See Explanatory Notes.)
35.21	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.15)
35.22	LNR Partners, LLC, as Special Servicer of the Uline Arena Mortgage Loan (see Exhibit 35.2)
35.23	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 35.15)
35.24	LNR Partners, LLC, as Special Servicer of the Liberty MA Portfolio Mortgage Loan (see Exhibit 35.2)
35.25	Wells Fargo Bank, National Association, as Primary Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan
35.26	Rialto Capital Advisors, LLC, as Special Servicer of the Marriott SpringHill Suites and Towneplace Suites Mortgage Loan (Omitted. See Explanatory Notes.)
35.27	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 35.15)
35.28	LNR Partners, LLC, as Special Servicer of the Beverly Hills BMW Mortgage Loan (see Exhibit 35.2)
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

/s/ James Buccola
James Buccola, Executive Managing Director
(senior officer in charge of securitization of the depositor)

Date: March 25, 2024